Form 10-Q
period 2023-03-31
ALPINE SUMMIT ENERGY PARTNERS, INC.
filed 2023-05-15
CIK 1882607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______
Commission File Number: 001-41510

ALPINE SUMMIT ENERGY PARTNERS, INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1623755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

__________________________

3322 West End Ave., Suite 450
Nashville, TN
37203
(Address of principal executive offices)

(346) 264-2900
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)
__________________________

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15, 2023, there were 33,830,221 Class A subordinate voting shares, no par value, of the Registrant issued and outstanding.

ALPINE SUMMIT ENERGY PARTNERS, INC.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto (the "Quarterly Report") contains certain "forward-looking information" and "forward-looking statements" (together, "forward-looking statements"), including management's assessment of Alpine Summit Energy Partner, Inc.'s (the "Company," "Alpine Summit," "we," "our, or "us") future plans and operations specifically in relation to the remainder of 2023 and 2024. Such forward-looking statements are generally identifiable by words such as "anticipate", "believe", "intend", "plan", "expect", "schedule", "indicate", "focus", "outlook", "propose", "target", "objective", "priority", "strategy", "estimate", "budget", "forecast", "would", "could", "will", "may", "future" or other similar words or expressions and include forward-looking statements relating to or associated with individual wells, facilities, regions or projects as well as timing of any future event which may have an effect on the Company's operations and financial position. Forward-looking statements are based on expectations, forecasts, and assumptions made by the Company using information available at the time of the statement and historical trends which includes expectations and assumptions concerning: the accuracy of reserve estimates and valuations; performance characteristics of producing properties; access to third-party infrastructure; government policies and regulation; future production rates; accuracy of estimated capital expenditures; availability and cost of labor and services and owned or third-party infrastructure; royalties; development and execution of projects; the satisfaction by third parties of their obligations to the Company; and the receipt and timing for approvals from regulators and third parties. All statements concerning expectations or projections about the future and statements and information regarding the future business plan or strategy, timing or scheduling, production volumes with splits by commodity, production declines, expected and future activities and capital expenditures, commodity prices, costs, royalties, schedules, operating or financial results, future financing requirements, and the expected effect of future commitments are forward-looking statements.

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
  ability to access capital from internal and external sources (including the corporate credit facility and the ABS Facility, each as described below);
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
  risks related to our ability to operate as a going concern;
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
  changes in costs including production, royalty, transportation, general and administrative, and finance;
  adverse weather conditions which could disrupt production and affect drilling and completions resulting in increased costs and/or delay adding production;
  actions by government authorities including changes to taxes, fees, duties and government-imposed compliance costs;
  changes to laws and government policies including environmental (and climate change), royalty, and tax laws and policies;
  counter-party risk with third parties to perform their obligations with whom the Company has material relationships;
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
  inability to secure labor, services or equipment on a timely basis or on favorable terms;
  increased competition from other industry participants for, among other things, capital, acquisitions of assets or undeveloped lands, and skilled personnel;
  increased competition from companies that provide alternative sources of energy; and
  force majeure events which may adversely affect our operations.

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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports we may file from time to time with the United States Securities and Exchange Commission (the "SEC") and the applicable Canadian securities regulatory authorities (including all amendments to those reports).

We qualify all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

ALPINE SUMMIT ENERGY PARTNERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,
(As at; amounts in U.S. dollars, except share amounts)	Notes	2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents		$7,011,728	$7,123,068
Restricted cash		2,719,360	3,375,395
Accounts receivable, net	3	15,390,733	26,466,208
Derivative assets	18	-	2,019,600
Prepaid expenses		771,325	1,075,697
Total current assets		25,893,146	40,059,968

Oil and natural gas properties, full-cost method:
Evaluated		396,578,208	347,541,801
Unproved and unevaluated		37,447,299	42,866,767
Less: accumulated depreciation, depletion and amortization		(106,100,075)	(87,993,495)
Oil and natural gas properties, net	4	327,925,432	302,415,073

Other noncurrent assets:
Operating lease assets		502,507	548,963
Derivative assets	18	-	1,057,479
Total assets		$354,321,085	$344,081,483

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	5	$112,923,310	$96,432,486
Corporate credit facility	6	54,280,301	41,500,000
Current portion of operating lease liabilities		213,466	210,157
Current portion of long-term debt, net	6	84,790,604	60,226,919
Accrued liability for automatic share purchase plan	9	-	4,670,507
Total current liabilities		252,207,681	203,040,069

Long-term debt, net	6	-	48,678,708
Operating lease liabilities		347,350	401,734
Asset retirement obligations		510,417	458,078
Total liabilities		$253,065,448	$252,578,589

Commitments and contingencies (Note 20)

Redeemable non-controlling interest	7	$104,001,441	$107,583,737

SHAREHOLDERS' DEFICIENCY
Share capital - Subordinate Voting Shares	9	$46,814,346	$47,595,028
Issued and outstanding: 33,830,221 and 33,956,073 at March 31, 2023 and December 31, 2022, respectively.
Share capital - Multiple Voting Shares	9	859,874	1,051,546
Issued and outstanding are 6,853 and 8,380 at March 31, 2023, and December 31, 2022, respectively.
Share capital - Proportionate Voting Shares	9	128,213	128,213
Issued and outstanding are 15,947 at March 31, 2023 and December 31, 2022.
Additional paid-in capital		41,311,221	36,436,307
Accumulated deficit		(69,696,480)	(76,210,173)
Shareholders' equity (deficit) attributable to the Company		19,417,174	9,000,921
Non-controlling interest	8	(22,162,978)	(25,081,764)
Total Shareholders' Deficiency		$(2,745,804)	$(16,080,843)
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' DEFICIENCY		$354,321,085	$344,081,483

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ALPINE SUMMIT ENERGY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)

		Three months ended March 31,
(unaudited; amounts in U.S. dollars, except share amounts)	Notes	2023	2022
REVENUES
Oil and gas revenues	12	$30,045,921	$34,958,761
Gain / (loss) on derivative instruments, net	19	18,469,658	(22,601,045)
Total revenues		48,515,579	12,357,716

OPERATING EXPENSES
Production costs and transportation	13	10,297,192	5,500,322
General and administrative	15	3,441,595	4,476,687
Depreciation, depletion, and amortization		18,106,581	9,191,057
Asset retirement obligation accretion		9,227	7,976
Total operating expenses		31,854,595	19,176,042
OPERATING INCOME (LOSS)		16,660,984	(6,818,326)

OTHER INCOME (EXPENSE)
Finance and interest income (expense), net	14	(6,137,113)	(1,097,190)
Total other income (expense)		(6,137,113)	(1,097,190)
INCOME (LOSS) BEFORE INCOME TAXES		10,523,871	(7,915,516)
Income tax provision (benefit)	16	-	-

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)		10,523,871	(7,915,516)
NET INCOME ATTRIBUTABLE TO REDEEMABLE NON-
CONTROLLING INTEREST	7	283,326	7,130,296
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8	3,726,852	(5,066,647)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY		$6,513,693	$(9,979,165)

Earnings (loss) per SVS and PVS, and MVS on an as-converted basis: (Note 11)
Basic		$0.19	$(0.30)
Diluted		$0.19	$(0.30)
Weighted average number of shares per SVS and PVS, and MVS on an as-converted basis: (Note 11)
Basic		34,670,678	33,810,211
Diluted		54,742,819	33,810,211

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ALPINE SUMMIT ENERGY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the three months ended March 31, 2023:

					Total shareholders'
		Total Share	Additional Paid	Accumulated	equity attributable to	Non-controlling	Total
(unaudited; amounts in U.S. dollars)	Notes	Capital	In-Capital	Deficit	the Company	interests	Deficiency
Balance as at January 1, 2023		$48,774,787	$36,436,307	$(76,210,173)	$9,000,921	$(25,081,764)	$(16,080,843)
Repurchase of SVS for cancellation	9	(972,354)	-	-	(972,354)	-	(972,354)
Change in NCI ownership	8	-	381,477	-	381,477	(381,477)	-
Automatic share purchase plan	9	-	4,670,507	-	4,670,507	-	4,670,507
Stock based compensation	10	-	328,993	-	328,993	-	328,993
Development partnership redemption for Origination member units	7	-	1,684,646	-	1,684,646	820,985	2,505,631
Dividends declared and paid	8, 9	-	(2,190,709)	-	(2,190,709)	(1,247,574)	(3,438,283)
Net income		-	-	6,513,693	6,513,693	3,726,852	10,240,545
Balance as at March 31, 2023		$47,802,433	$41,311,221	$(69,696,480)	$19,417,174	$(22,162,978)	$(2,745,804)

For the three months ended March 31, 2022:

					Total shareholders'
		Total Share	Additional Paid	Accumulated	equity attributable to	Non-controlling	Total
(unaudited; amounts in U.S. dollars)		Capital	In-Capital	Deficit	the Company	interests	Deficiency
Balance as at January 1, 2022		$43,414,147	$40,252,848	$(83,638,308)	$28,687	$(24,541,685)	$(24,512,998)
Settlement of RSUs		1,001,250	(1,001,250)	-	-	-	-
Change in NCI ownership		-	(45,102)	-	(45,102)	45,102	-
Stock based compensation		-	1,290,143	-	1,290,143	-	1,290,143
Development partnership redemption for Origination member units		-	2,355,869	-	2,355,869	803,826	3,159,695
Dividends declared and paid		-	(3,039,576)	-	(3,039,576)	(1,560,047)	(4,599,623)
Net income (loss)		-	-	(9,979,165)	(9,979,165)	(5,066,647)	(15,045,812)
Balance as at March 31, 2022		$44,415,397	$39,812,932	$(93,617,473)	$(9,389,144)	$(30,319,451)	$(39,708,595)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ALPINE SUMMIT ENERGY PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
(unaudited; amounts in U.S. dollars)	Notes	2023	2022
Cashflows from operating activities
Net income (loss)		$10,523,871	$(7,915,516)
Adjustments to reconcile net income (loss) to cashflows from operating activities:
Depreciation, depletion and amortization		18,106,581	9,191,057
Amortization of operating lease asset		46,455	27,767
Asset retirement obligation accretion expense		9,227	7,976
Share-based compensation	10	328,993	1,290,143
Amortization of deferred financing costs and unpaid interest	6	1,547,918	187,993
Unrealized loss on derivative instruments	19	3,077,079	13,815,573
Margin calls on derivative instruments, net	18	-	(5,342,657)
Changes in operating assets and liabilities	21	12,901,255	(29,483,694)
Cashflows from (used in) operating activities		$46,541,379	$(18,221,358)

Cashflows from investing activities
Capital expenditures on oil and natural gas properties	4	(28,992,460)	(14,778,026)
Cashflows used in investing activities		$(28,992,460)	$(14,778,026)

Cashflows from financing activities
Proceeds from Redeemable NCI	7	2,573,145	35,701,365
Redemption and distributions to Redeemable NCI	7	(3,596,163)	(475,000)
Proceeds from credit facility draws	6	12,538,462	23,429,339
Credit facility restructuring fees	6	(78,453)	-
Repayment on credit facility		-	(12,700,000)
Repayment of asset backed preferred notes		-	(3,063,582)
Payment on ABS Facility	6	(25,342,648)	-
Other long term debt repayment		-	(2,439,231)
Dividends on common shares and noncontrolling interest	8, 9	(3,438,283)	(4,599,623)
Cash used for common share repurchases	9	(972,354)	-
Cashflows from (used in) financing activities		$(18,316,294)	$35,853,268
Net (decrease) increase in cash and cash equivalents and restricted cash		(767,375)	2,853,884
Cash, cash equivalents and restricted cash, beginning of period		10,498,463	8,622,815
Cash, cash equivalents and restricted cash, end of period		$9,731,088	$11,476,699

Refer to Note 21 for supplementary cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

Description of Business

Alpine Summit Energy Partners, Inc. (the "Company" or "Alpine Summit") was incorporated on July 30, 2008 under the Business Corporations Act (British Columbia) ("BCBCA"). On April 8, 2021, the Company entered into a Business Combination Agreement ("BCA") pursuant to which it agreed to complete the BCA with HB2 Origination LLC ("Origination") and changed its name to "Alpine Summit Energy Partners, Inc." upon completion of the BCA.

The Company is engaged in oil and natural gas development, production, acquisition, and exploration activities in Texas through its controlled subsidiary Origination. The Company's operating activities are mainly focused in the Austin Chalk and Eagle Ford formations in the Giddings Field, as well as the Hawkville Field.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim unaudited condensed consolidated financial statements (the "financial statements") of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim consolidated financial information. These financial statements do not include all of the information and notes required by the US GAAP for annual consolidated financial statements and should therefore be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 27, 2023 (the "Annual Report").

In the opinion of management, the interim condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods reported. These interim condensed consolidated financial statements follow the same significant accounting policies as those included in the Company’s audited consolidated financial statements for the year ended December 31, 2022, except for the adoption of new accounting standards (below). Amounts are stated in US dollars unless otherwise noted.

The Company's operations and earnings for interim periods can be affected by seasonal fluctuations, as well as other factors such as supply of and demand for oil, natural gas, and natural gas liquids ("NGL") and may not be indicative of annual results.

Basis of Measurement

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements. In determining these estimates, management makes subjective and complex judgments that may require assumptions about matters that are inherently uncertain. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

Estimates and assumptions that, in the opinion of the Company's management, are significant include the estimation of oil and natural gas reserves and depletion, the redemption value of redeemable non-controlling interests, determination of whether long-lived assets are impaired, valuation of asset retirement obligations, and deferred tax assets/liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, or if the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of these financial statements.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As at March 31, 2023 the Company had a working capital deficit of $226,314,535, reflecting a significant increase in outstanding accounts payable and accrued liabilities as well as borrowings, due to the Company's increased capital expenditures on oil and natural gas properties. As a result, the Company does not currently have the cash resources to meet its current liabilities for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations, as well as its ability to obtain financing via an asset sale and/or the issuances of debt and/or equity in the short term. While the Company believes it will be able to generate sufficient forecasted funds to meet foreseeable obligations via its ongoing operations and the sale of certain oil and gas properties (Note 22), there can be no assurance that the Company will be successful in its efforts to raise additional funds in the short term and its ability to generate sufficient operating cash flows.

Due to these factors, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, and such adjustments could be material.

Adoption of New Accounting Standards

Accounting Standards Update ("ASU") 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, was issued in October 2021. The update, which can be adopted retrospectively or prospectively, requires the application of Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2022. The Company adopted ASU 2021-08 effective January 1, 2023 and has elected to apply this ASU prospectively for future business combinations. There was no impact at the time of adoption.

The Company considers the applicability and the impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

3. ACCOUNTS RECEIVABLE, NET

The accounts receivable, net balances consist of:

	March 31,	December 31,
	2023	2022
Trade receivables from sales of crude oil and natural gas	$13,268,738	$24,097,294
Joint interest billing receivables and other	2,121,995	2,368,914
Accounts receivable, net	$15,390,733	$26,466,208

The Company has not had significant credit losses in the past and believes its accounts receivables are fully collectible. As such, no allowance for expected losses has been made as of March 31, 2023 and December 31, 2022, and no bad debt expense was recognized in the periods presented in these financial statements.

4. OIL AND NATURAL GAS PROPERTIES, NET

The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter, that determines a limit, or ceiling, on the net capitalized costs of oil and natural gas properties. For the three months ended March 31, 2023 and 2022, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs for those periods.

Further, during the three months ended March 31, 2023 and 2022, no unproved and unevaluated properties were impaired and transferred to be included in the depletion base as part of evaluated properties.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The amount of each significant category of accounts payable and accrued liabilities, are as follows:

	March 31,	December 31,
	2023	2022
Trade payables	$77,188,546	$68,899,711
Joint interest and royalties payable	12,961,960	15,439,061
Accrued trade payables	15,641,600	5,648,451
Severance and other taxes payable	2,258,173	1,404,773
Payroll related accruals	4,873,031	4,975,288
Other	-	65,202
Total accounts payable and accrued liabilities	$112,923,310	$96,432,486

6. DEBT

Asset backed securitization facility (the "ABS Facility")

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

The ABS Facility consists of the following tranches:

• On April 27, 2022 the ABS Facility had an initial size of $80,000,000 ("Tranche 1") with additional capacity to expand up to $150,000,000 in total based on the underlying collateral. Tranche 1 of the ABS Facility carries an interest rate of LIBOR+6% (with a 1% LIBOR floor) for the initial year, LIBOR +12% (with a 1% LIBOR floor) for the second year. Tranche 1 has an initial maturity date of one year, with the Company having the option to extend an additional year to an ultimate maturity date of April 2024, if certain conditions are met. Interest payments are required monthly.

• On September 12, 2022 the ABS Facility was increased by $55,000,000 ("Tranche 2"), to a total size of $135,000,000. Tranche 2 of the ABS Facility carries an interest rate of LIBOR+8% (with a 1% LIBOR floor) for the initial year, LIBOR +14% (with a 1% LIBOR floor) for the second year. Tranche 2 has an initial maturity date of one year, with the Company having the option to extend an additional year to an ultimate maturity date of September 2024, if certain conditions are met. Interest payments are required monthly.

In March 2023, the ABS Facility was modified to waive certain covenants until July 1, 2023, amend the principal repayment schedules, and extend the Tranche 1 initial maturity date to July 1, 2023. Additionally, part of Tranche 1 was repaid using the proceeds from the early settlement of the commodity derivatives (Note 19).

At the time of entering into Tranche 1 and 2, the Company had anticipated utilizing the term extensions to the ultimate maturity dates. Therefore, as the ABS Facility is an increasing rate debt, interest expense was recognized based on the imputed effective interest rate over the expected two-year term of each tranche, plus the LIBOR interest rate component. As a result, interest expense recognized in the first year of each tranche exceeds interest paid, resulting in an interest accrual. As an accounting policy, the Company does not subsequently revise the amortization schedule for changes to the expected life of the instrument.

Prior to the modification, the imputed effective interest rate of Tranche 1 and Tranche 2 was 12.2% and 13.6%, respectively. After modification, the revised imputed effective interest rate is 9.8% and 14.1% for Tranche 1 and Tranche 2, respectively, which reflects the modified forecasted timing of cash flows in connection with the modification. No gain or loss was recognized on the modified facility.

The Company also incurred third party transaction costs of $598,986 due to the modification, which were recognized as finance expense under other fees (Note 14).

For the three months March 31, 2023, the Company incurred $4,255,259 of finance and interest expense, excluding the third-party transaction costs on the modification noted above (March 31, 2022 - $nil), and the interest paid on the ABS Facility was $3,027,633.

As at March 31, 2023, due to uncertainties on the ability to exercise the extension options on Tranche 1 and 2, the full undiscounted principal of $84,640,028 is forecasted to be payable in 2023, and the full balance has been classified as current. The carrying value of the outstanding loan balances is composed of:

March 31, 2023	Current	Long-term	Total (net)
Principal drawn	$84,640,028	-	$84,640,028
Accrued interest	2,156,471	-	2,156,471
Unamortized debt issuance costs	(2,005,895)	-	(2,005,895)
Total (net)	$84,790,604	-	$84,790,604

December 31, 2022	Current	Long-term	Total (net)
Principal drawn	$61,630,567	$48,352,110	$109,982,677
Accrued interest	680,615	842,926	1,523,541
Unamortized debt issuance costs	(2,084,263)	(516,328)	(2,600,591)
Total (net)	$60,226,919	$48,678,708	$108,905,627

Under the ABS Facility, the Company was also required to maintain an interest reserve account that will hold a cash balance sufficient to cover three months of scheduled interest payments, which is the restricted cash balance. As at March 31, 2023 the restricted cash balance was $2,719,360 (December 31, 2022 - $3,375,395).

Corporate credit facility

The corporate credit facility is secured by working interests in a subset of the Company's producing assets and charges interest at the greater of 5.00% and prime +1.75% and had a one-year maturity.

In March 2023, the corporate credit facility was modified, where the drawn principal was converted to a term loan due on July 1, 2023. Under the modified terms, the fees and transaction costs of $78,453 were deferred and are amortized over the term of the loan, and the Company will pay an exit fee of $135,000 at the time the loan is repaid.

The effective interest rate used to amortize the deferred costs and discounts at the time of modification is 10.82%. The interest expense is based on the imputed rate plus the changes to the prime rate component.

The carrying value of the outstanding loan balances is composed of:

March 31, 2023	Current	Long-term	Total (net)
Principal drawn	$54,038,462	-	$54,038,462
Accrued interest	312,664	-	312,664
Unamortized debt issuance costs	(70,825)	-	(70,825)
Total (net)	$54,280,301	-	$54,280,301

As of December 31, 2022, the Company had drawn $41,500,000 under the corporate credit facility.

7. REDEEMABLE NON-CONTROLLING INTERESTS

The following table outlines the movement in redeemable non-controlling interests ("Redeemable NCI") in the periods presented.

	For the three months ended
	March 31,
	2023	2022
Balance as at January 1	$107,583,737	$46,552,839
Redeemable non-controlling interests issued	34,262,236	55,494,176
Net loss and comprehensive loss attributed	880,536	1,822,456
Revaluation to redemption value, net	(597,210)	5,307,840
Distributions	(1,772,989)	-
Settlement	(36,354,869)	(23,511,806)
Balance at March 31	$104,001,441	$85,665,505

The Company has established development partnerships (the "Development Partnerships") as a mechanism to partially finance its development projects and activities. The redeemable non-controlling interest reflects the development partnership units that are not held by the Company either directly or indirectly. These external units consist of: (a) the Flat Payout Units, and (b) the IRR Payout Units.

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

After the Base Payout has been achieved, the participation in subsequent distribution will reduce to 20% of the Flat Payout Units held and 6% of the IRR Payout Units held. At that time, the unit holders also have the right to redeem (the "Put Right") the units for either (i) Class B non-voting units of Origination (which are exchangeable on a one-for-one basis for Subordinate Voting Shares of the Company), or (ii) cash, subject to certain restrictions, and with the number of shares or cash to be distributed to be calculated based on future net present values of the oil and gas reserves of the related development partnership.

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

In January 2023, the Company redeemed redeemable non-controlling interests with a redemption value of $36,354,869. In connection with this redemption, DP5 units with a redemption value of $2,505,631 were exchanged for 499,794 Class B non-voting units of Origination.

Development Partnership 6 ("DP6")

During the third quarter of 2022, the Company formed DP6 with 38 external limited partners and Origination as a limited partner and the general partner. The intention of DP6 is to partially finance the drilling and completion of certain wells, with the external partners funding approximately 60% and the Company funding 40%. The Company has raised $34,157,892 from external limited partners of which $2,215,096 was raised from officers and directors of the Company. Investors participated $21,176,246 in Flat Payout Units and $12,981,645 in IRR Payout Units.

During the three months ended March 31, 2023, the Company distributed $1,772,989 to external partners.

As at March 31, 2023 both the redemption value and carrying value of the Redeemable NCI in DP6 was $35,098,368.

Development Partnership Red Dawn II ("Red Dawn 2")

During the fourth quarter of 2022, the Company formed Red Dawn 2 with 36 external limited partners and Origination as a limited partner and the general partner. The intention of Red Dawn 2 is to partially finance the drilling and completion of certain wells, with the external partners funding approximately 60% and the Company funding 40%. The Company has raised $34,633,295 from external limited partners of which $872,944 was raised from officers and directors of the Company. Investors participated $20,645,955 in Flat Payout Units and $13,987,340 in IRR Payout Units.
As at March 31, 2023 both the redemption value and carrying value of the Redeemable NCI in Red Dawn 2 was $34,640,836.

Development Partnership 7 ("DP7")

In January 2023, the Company formed DP7 with 24 external limited partners and Origination as a limited partner and the general partner. The intention of the DP7 is to finance the drilling and completion of certain wells, with external partners funding approximately 60% and the Company funding 40%. The Company raised $34,262,236 from external limited partners of which $4,946,981 was raised from officers and directors of the Company. Investors participated $20,478,084 in Flat Payout Units and $13,784,152 in IRR Payout Units.

As at March 31, 2023 both the redemption value and carrying value of the Redeemable NCI in DP7 was $34,262,236.

8. NON-CONTROLLING INTERESTS

The non-controlling interests (“NCI”) reflects the Class B non-voting units of Origination that are not held by the Company either directly or indirectly. There are 20,052,658 outstanding Class B non-voting units of Origination held by external holders, reflecting a 36.74% economic interest in Origination as of March 31, 2023.

2023 Activities

During the three months ended March 31, 2023, Development Partnership units in DP5 were exchanged for 499,794 Class B non-voting units of Origination (Note 7), with a value of $2,505,631.

The issuance of these Class B units is reflected as a reduction to Redeemable NCI for the value at which these units were issued, an increase to NCI for the change in the Company's share in Origination's net assets, and an increase to additional paid-in capital for the difference.

During the three months ended March 31, 2023, Origination repurchased and cancelled 278,600 of its Class A units, held by the Company, to match the number of Subordinate Voting Shares cancelled by the Company (Note 9).

The change in these Class A units resulted in a change to the NCI ownership, triggering an adjustment to the carrying value of NCI, with a corresponding offset to additional paid-in capital.

Origination declared and paid dividends to its Class B non-voting units of Origination totaling $1,247,574, for the three months ended March 31, 2023, resulting in a decrease of non-controlling interest.

9. EQUITY

Authorized share capital

The Company is authorized to issue an unlimited number of Subordinate Voting Shares ("SVS"), Multiple Voting Shares ("MVS"), and Proportionate Voting Shares ("PVS"), with no par value. Subject to certain restrictions set out in the Company's articles, each SVS is entitled to one vote per share, each MVS is convertible, at the option of the holder, into 100 SVS and entitles the holder to 100 votes per share and each PVS is convertible into one SVS and entitles the holder to 1,000 votes per share. Each PVS will automatically convert to one SVS upon the holder's equity interest in Origination reducing to less than 75% of the interest held on the date of the closing of the BCA.

The following table summarizes the movements in the Company's share capital for the three months ended March 31, 2023:

							Total Share
	SVS Shares		MVS Shares		PVS Shares		Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	33,956,073	$47,595,028	8,380	$1,051,546	15,947	$128,213	$48,774,787
Exchange of units for SVS and MVS	152,748	191,672	(1,527)	(191,672)	-	-	-
Repurchase of SVS for cancellation	(278,600)	(972,354)	-	-	-	-	(972,354)
Balance at March 31, 2023	33,830,221	$46,814,346	6,853	$859,874	15,947	$128,213	$47,802,433

The following table summarizes the movements in the Company's share capital for the three months ended March 31, 2022:

							Total Share
	SVS Shares		MVS Shares		PVS Shares		Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	32,535,731	$41,989,020	10,335	$1,296,914	15,947	$128,213	$43,414,147
Exchange of units for SVS and MVS	158,686	199,149	(1,587)	(199,149)	-	-	-
Settlement of RSUs	281,250	1,001,250	-	-	-	-	1,001,250
Balance at March 31, 2022	32,975,667	$43,189,419	8,748	$1,097,765	15,947	$128,213	$44,415,397

2023 Activity

During the three months ended March 31, 2023, the Company purchased and cancelled 278,600 SVS at an average price of $3.49/share for an aggregate value of $972,354, in connection with the Company's normal course issuer bid ("NCIB").

In March 2023, the Company cancelled the automatic share purchase plan ("ASPP") that had been entered into in connection with the NCIB. The cancellation of the ASPP resulted in the reversal of the accrued liability of the remaining balance under the NCIB (December 31, 2022 - liability of $4,670,507)

During the three months ended March 31, 2023 1,527 MVS were converted into 152,748 SVS on a 100 to 1 basis.

Dividends

The total dividends declared and paid during the three months ended March 31, 2023 by class of shares was $2,136,911, $52,793, and $1,005 for shares of SVS, MVS, and PVS, respectively (three months ended March 31, 2022 - $2,951,612, $86,497, and $1,435, for shares of SVS, MVS, and PVS, respectively).

10. SHARE BASED COMPENSATION

Compensation expense for share-based awards was $328,993 during the three months ended March 31, 2023 (March 31, 2022 - $1,290,143). These amounts are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss). The activity and assumptions for the share-based compensation plans are included below.

Share purchase options

The options outstanding under this plan are as follows:

	Stock options	Weighted-	Weighted average	Aggregate
	outstanding	average	remaining	Intrinsic
		exercise price	contractual term	Value
(years)
Outstanding, January 1, 2023	2,834,288	$3.56
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2023	2,834,288	$3.56	8.71	-
Exercisable, March 31, 2023	1,803,985	$3.56	8.71	-

The Company incurred share-based compensation expense related to the stock options of $120,760 during the three months ended March 31, 2023 (March 31, 2022 - $517,743). As of March 31, 2023, the Company had $959,670 of unrecognized compensation expense related to non-vested stock options. The remaining expense is expected to be recognized over a weighted average period of approximately 0.79 years.

Restricted Share Units ("RSUs")

As of March 31, 2023, the Company's nonvested RSUs outstanding are as follows:

			Weighted average	Aggregate
		Weighted-	remaining	Intrinsic
	Restricted	average grant	contractual term	Value
	Share Units	date fair value	(years)
Nonvested, January 1, 2023	82,500	$5.75
Granted	-	-
Forfeited	-	-
Vested and settled	-	-
Nonvested, March 31, 2023	82,500	$5.75	0.42	$74,250

The Company incurred share-based compensation expense related to the RSUs of $93,217 during the three months ended March 31, 2023 (March 31, 2022 - $512,993). As of March 31, 2023, the Company had $159,506 of unrecognized compensation expense related to non-vested RSUs. The expense is expected to be recognized over a weighted average period of approximately 0.42 years.

Deferred Share Units ("DSUs")

As of March 31, 2023, the Company's DSUs outstanding are as follows:

			Weighted average	Aggregate
		Weighted-	remaining	Intrinsic
	Deferred	average grant	contractual term	Value
	Share Units	date fair value	(years)
Outstanding, January 1, 2023	226,335	$4.42
Granted	-	-
Forfeited	(5,637)	5.75
Settled	-	-
Outstanding, March 31, 2023	220,698	$4.38	0.17	$198,628
Vested, March 31, 2023	154,612	$3.80	N/A	$139,151

The Company incurred share-based compensation expense related to the DSUs of $115,016 during the three months ended March 31, 2023 (March 31, 2022 - $259,407). As of March 31, 2023, the Company had $64,371 of unrecognized compensation expense related to non-vested DSUs. The expense is expected to be recognized within one year of grant.

11. EARNINGS PER SHARE

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

The basic income (loss) per share on an as-converted basis to SVS is as follows:

	For the three months ended
	March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$6,513,693	$(9,979,165)
Weighted average number of common shares outstanding (as-converted)	34,670,678	33,810,211
Income (loss) per share - basic	$0.19	$(0.30)

Diluted EPS

Diluted net income (loss) per share attributable to SVS shareholders is computed using the more dilutive of the if-converted or treasury stock method, whereas diluted net income (loss) per share attributable to MVS and PVS shareholders is computed using the two-class method.

The diluted income (loss) per share on an as-converted basis to SVS is as follows:

	For the three months ended
	March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$6,513,693	$(9,979,165)
Plus: Effect of dilutive items	3,726,852	-
	$10,240,545	$(9,979,165)
Weighted average number of common shares outstanding (as-converted)	34,670,678	33,810,211
Plus: Effect for conversion of Origination Class B into SVS	19,869,400	-
Plus: Effect for dilutive share-based compensation awards	202,741	-
	54,742,819	33,810,211
Income (loss) per share - diluted	$0.19	$(0.30)

As for the three months ended March 31, 2022 the Company reported a net loss, the potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share for this period.

12. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company enters into contracts with customers to sell its oil, natural gas and natural gas liquids. Revenue from these contracts is recognized when the Company's performance obligations are satisfied, which generally occurs with the transfer of the control to the customer, and when collectability is reasonably assured. The transfer of control usually occurs when the product is physically transferred at the delivery point agreed upon in the contract and legal title to the product passes to the customer (often at terminals, pipelines, or other transportation methods). The Company evaluates creditworthiness on an individual customer basis prior to entering into a sales contract and throughout the contract duration (Note 19).

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

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient in accordance with ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The expedient applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

The amount of each significant category of revenue is as follows:

	For the three months ended
	March 31,
	2023	2022
Crude oil	$14,807,620	$25,589,855
Natural gas	12,157,116	4,222,333
Natural gas liquids	3,081,185	5,146,573
Total revenue from contracts with customers	$30,045,921	$34,958,761

13. PRODUCTION COSTS AND TRANSPORTATION EXPENSE

The amount of each significant category of production costs and transportation expense recognized, are as follows:

	For the three months ended
	March 31,
	2023	2022
Operating expense	$5,148,662	$2,423,393
Production taxes	1,539,155	1,880,097
Transportation fees	2,643,478	941,446
Other	965,897	255,386
Total production costs and transportation expense	$10,297,192	$5,500,322

14. FINANCE AND INTEREST EXPENSE, NET

The amount of each significant category of finance and interest expense recognized, are as follows:

	For the three months ended
	March 31,
	2023	2022
Interest expense on long term debt	$4,255,259	$629,647
Interest expense for corporate credit facility	1,313,358	397,270
Interest on asset back preferred	-	518,754
Interest rate derivative loss (gain)	-	(449,924)
Interest income	(53,741)	-
Other fees	622,237	1,443
Total finance and interest expense, net	$6,137,113	$1,097,190

15. GENERAL AND ADMINISTRATIVE EXPENSE

The amount of each significant category of general and administrative expense recognized, are as follows:

	For the three months ended
	March 31,
	2023	2022
Employee salaries and benefits	$1,471,167	$2,380,447
Stock based compensation expense	328,993	1,290,143
Professional, legal, and advisory	1,203,939	770,904
Travel and accommodation	28,803	41,455
Software	111,954	42,132
Operating lease and variable lease costs	132,150	88,365
Office and administration	164,589	113,241
Recoveries	-	(250,000)
Total general and administrative expense	$3,441,595	$4,476,687

16. INCOME TAX

The Company's effective income tax rates (benefits) for the three months ended March 31, 2023 and 2022 was 0.00%. For the three months ended March 31, 2023, and 2022, the Company recorded income tax expense (benefit) of $nil.

The difference in the Company's income tax provision calculated using its effective tax rates (benefits), from the amounts calculated by applying the U.S. federal income tax rate of 21% to its pretax income (loss) from continuing operations were primarily due to income (loss) not subject to corporate income taxes, non- controlling interests, as well as the valuation allowance.

17. RELATED PARTY TRANSACTIONS

The Company's related parties consist of directors and officers of the Company, their immediate families, and companies that are controlled or significantly influenced by directors and officers of the Company.

As at March 31, 2023, accounts receivable included $158,124 due from officers and their immediate families of the Company under normal credit terms.

18. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

Hierarchy levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. The Company classifies fair values according to the following hierarchy based on the inputs used to value the instruments:

• Level 1: Reflects inputs that are based on unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

• Level 2: Reflects inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

• Level 3: Reflects inputs that are both significant to the fair value measurement and less observable from objective sources.

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

• Derivatives:

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

• Cash, cash equivalents and restricted cash: The fair value of cash, cash equivalents and restricted cash approximates its carrying value due to the short-term to maturity, and is considered a Level 1 measurement.

• Accounts receivable, net, and accounts payable and accrued liabilities: The fair value of accounts receivable, net, and accounts payable and accrued liabilities approximate their carrying value due to their short term to maturity.

• Long term debt: The fair value of long-term debt approximates its carrying value as it in-part bears a floating rate of interest and is of a shorter duration of up to 2 years.

• Corporate credit facility: The recorded value of the corporate credit facility approximates its fair value, due to its floating rate structure based on prime plus a spread, secured interest, and short term to maturity.

There were no transfers between levels of the fair value measurement hierarchy during the periods presented.

The following tables set forth by level within the fair value hierarchy the Company's financial instruments, which were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as at
	March 31, 2023 using
	Level 1	Level 2	Level 3
Assets (liabilities):
Commodity derivatives	-	-	-
Total	-	-	-

	Fair Value Measurements as at
	December 31, 2022 using
	Level 1	Level 2	Level 3
Assets (liabilities):
Commodity derivatives	-	$3,077,079	-
Total	-	$3,077,079	-

Non-Financial Assets and Liabilities

Certain non-financial assets and liabilities are subject to fair value measurements. In those cases, the fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances.

For the impairment assessment of evaluated oil and gas properties, the ceiling test requires an estimate of the fair value of the unevaluated and unproved properties that are included in costs being amortized. The fair value may be estimated using comparable market data, forecasted cashflows, or a combination of both as considered appropriate based on the circumstances. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.

Fair values are also estimated in connection with the initial measurement of asset retirement obligations. Given the significance of the unobservable nature of a number of the inputs, this measurement is considered Level 3 on the fair value hierarchy.

While the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.

19. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

The Company's operations are also subject to concentration risk due to the fact that all of its oil and natural gas revenue is sourced from its operations in the United States. Further, two of the Company's customers reflect 84.7% of its oil and gas revenues for the three months ended March 31, 2023, with each of these customers representing 49.3% and 35.4% of the revenues, which represents further concentration risk in specific customers.

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

Commodity Price Risk and Interest Rate Risk

The Company has utilized various commodity price derivative instruments to reduce commodity price risk being the risk that future cash flows will fluctuate as a result of changes in commodity prices. In addition, from time to time the Company utilizes interest rate swaps to mitigate exposure to changes in interest rates on the Company's variable rate indebtedness.

All derivative instruments are recorded in the Company's condensed consolidated balance sheet as either assets or liabilities measured at their fair value. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. The changes in the fair value are recognized in the Company's condensed consolidated statements of operations and comprehensive income (loss).

The location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's condensed consolidated statements of operations and comprehensive income (loss) are as follows:

		For the three months ended
		March 31
	Statements of Operations Location	2023	2022
Commodity derivative contracts
Unrealized loss	Gain / (loss) on derivative instruments	$(3,077,079)	$(13,772,152)
Realized gain (loss)	Gain / (loss) on derivative instruments	21,546,737	(8,828,893)
Total gain (loss), net		$18,469,658	$(22,601,045)
Interest rate derivative contracts
Unrealized loss	Finance and interest expense	$-	$(43,421)
Realized gain	Finance and interest expense	-	493,345
Total gain, net		$-	$449,924

Gains and losses on derivative instruments are included in the operating section of the condensed consolidated statements of cash flows.

As at March 31, 2023 the Company had closed out all of its open commodity derivative positions, realizing a net gain of $18,469,658. There were no remaining open derivative positions as at March 31, 2023.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with the financial liabilities as they become due.

At March 31, 2023 the Company had negative working capital of $226,314,535. The Company expects to repay its financial liabilities in the normal course of operations and to fund future operational and capital requirements through operating cash flows and through issuance of debt and/or equity.

The Company may need to conduct asset sales and/or issuances of debt and/or equity if liquidity risk increases in a given period. The Company believes it has sufficient funds to meet foreseeable obligations by actively monitoring its credit facilities through use of the loans, asset sales, and coordinating payment and revenue cycles.

20. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be involved in various legal proceedings and subject to claims that arise. Although the results of litigation and claims are inherently unpredictable and uncertain, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely to the Company, are believed to, either individually or taken together, have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has certain commitments under leases, reflecting undiscounted lease payments of $565,112 payable over lease terms ending in 2025. The Company also entered into a transportation agreement in 2022 for the transport of natural gas for minimum volumes, reflecting fees of approximately $11,000 per day, subject to curtailments or production limitations.

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	For the three months ended March 31,
	2023	2022
Supplementary cash flow information
Cash paid for interest	$3,911,062	$799,418
Cash paid for income taxes	-	-

Non-Cash Investing Activities
Property, plant and equipment non-cash accruals	$14,918,342	$30,831,459
Capitalized asset retirement obligations	43,112	50,560
	$14,961,454	$30,882,019
Non-Cash Financing Activities
Redemption of Redeemable NCI via issuance of Redeemable NCI	$31,689,090	$19,792,811
Redemption of Redeemable NCI via issuance of Origination member units	2,505,631	3,159,695
Redemption of Redeemable NCI via oil and gas property disposition	336,974	84,300
	$34,531,695	$23,036,806
Changes in Operating Assets and Liabilities
Accounts receivable, net	$11,075,475	$(7,380,237)
Prepaid expenses	304,372	(360,372)
Accounts payable and accrued liabilities	1,572,483	(22,244,817)
Asset backed preferred instrument accrued interest	-	521,752
Operating leases liability	(51,075)	(20,020)
	$12,901,255	$(29,483,694)

22. SUBSEQUENT EVENTS

The Company is continuing its strategic review of its assets and is currently pursuing the sale of certain oil and gas properties. The sale of these assets would allow for increased liquidity to continue the development of the Company's other properties and debt reduction.

In May 2023, the Company received notice of a “force majeure” from its major midstream provider in South Texas, which began on April 13, 2023 and continues to restrict production. The force majeure event is attributed to unplanned outages at facilities downstream of the system, with the result that capacity on the system has been limited and the Company's allocated volumes in that area have been reduced by approximately 70%. The notice did not provide a timeline for resolution of this issue. Although the midstream provider anticipates that these downstream matters will be resolved shortly, the prolonged downtime will have a significant impact on the Company's production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations is based on and should be read in conjunction with the interim unaudited condensed consolidated financial statements and the accompanying notes included in Part I. Item 1. Financial Statements of this Quarterly Report (the “Financial Statements”) and our consolidated financial statements and the accompanying notes included in Part II. Item 8. Financial Statements and Supplementary Data of the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with “Forward-Looking Statements” within this Quarterly Report, as well as Part 1. Item 1A Risk Factors of the Annual Report and the section for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.

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

Recent developments and highlights for the three months ended March 31, 2023:

  Oil and natural gas sales (net of royalties) of $30.0 million for the three months ended March 31, 2023 (March 31, 2022 - $35.0 million).

  Reported net income and comprehensive income of $10.5 million for the three months ended March 31, 2023 (March 31, 2022 – loss of $7.9 million). Adjusted EBITDA (defined below) of $16.6 million for the same period (March 31, 2022 - $26.3 million).

  Reported net income attributable to the Company's shareholders of $6.5 million for the three months ended March 31, 2023 (March 31, 2022 - loss of $10.0 million).

  Four new wells were brought onto production.

  Average net production per day of 14,478 BOE during the three months ended March 31, 2023 an increase of 129.8% year over year due to extensive drilling activity.

  Completed a restructuring of the Company’s debt, where the corporate credit facility was converted into a term loan and the repayment terms of the ABS Facility were amended.

  Announced the engagement of Stephens Inc. as its financial advisor to pursue a sale of various strategic assets of the Company.

  During March 2023, all commodity hedges were monetized, with net proceeds used to pay down first lien indebtedness.

Subsequent Event Highlights

  Three new wells were brought onto production by in April 2023. Further drilling and development activity will be paused until the sales process is complete.

  The Company received a “force majeure” notice in May 2023 from the Company’s major midstream provider in South Texas. The prolonged downtime may have a significant impact on the Company’s results in the second quarter of 2023.

OPERATIONAL AND FINANCIAL RESULTS

Net Oil and Gas Revenues

For the three months ended March 31,	2023	2022
Oil	$14,807,620	$25,589,855
Natural gas	12,157,116	4,222,333
NGLs	3,081,185	5,146,573
Total	$30,045,921	$34,958,761
% of total oil and gas revenue by product type:
Oil weighting	49.3%	73.2%
Natural gas weighting	40.5%	12.1%
NGL weighting	10.2%	14.7%

Our revenues vary from period to period primarily as a result of changes in commodity prices and production volumes. When comparing the three months ended March 31, 2023 to the same period in 2022, oil and gas revenues decreased by $4,912,840, a decrease of 14.1%, reflecting that while production volumes increased by 129.8% this was offset by a 62.6% decrease in the average per BOE realized selling price, excluding the effect of commodity derivatives as discussed below.

Production volumes:

The higher production in the first three months of 2023 is a result of the addition of 16 wells since the comparable period in 2022, with a primary focus on Hawkville gas wells attributing to the change in sales mix.

The production for the three months ended March 31, 2023 and 2022, reflecting the Company's working interests and net of royalties, are as follows:

For the three months ended March 31,	2023	2022	% Change
Production:
Oil (bbl)	202,287	275,650	-26.6%
Natural gas (Mcf)	6,018,353	967,418	522.1%
NGLs (bbl)	121,993	140,764	-13.3%
Total BOE[1]	1,327,339	577,650	129.8%
Average Daily Production:
Oil (bbl/d)	2,248	3,063
Natural gas (Mcf/d)	66,871	10,749
NGLs (bbl/d)	1,355	1,564
Total BOE[1] per day	14,748	6,417
Production Weighting on a BOE basis:
Oil	15.2%	47.7%
Natural gas	75.6%	27.9%
NGL	9.2%	24.4%

1 Natural gas is converted to a barrel of oil equivalent ("BOE") at the rate of one barrel equaling six Mcf (defined as one thousand cubic feet) based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Average sales price:

On a per-BOE basis, the Company's average realized price for the three months ended March 31, 2023 decreased compared to the same period of 2022 by $37.88 per BOE, reflecting a 62.6% decrease. The decrease in sales prices is primarily due to the decrease in the commodity price indices for oil, natural gas, and NGL. However, the realized average sales price per BOE also reflects the increased production of natural gas and NGL at a lower overall per BOE price.

The average realized sales prices for the three months ended March 31, 2023 and 2022, are as follows:

For the three months ended March 31,	2023	2022	% Change
Oil - Bbl	$73.20	$92.83	-21.1%
Natural gas - Mcf	$2.02	$4.36	-53.7%
NGLs - Bbl	$25.26	$36.56	-30.9%
Average sales price per BOE	$22.64	$60.52	-62.6%

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

The Company has and may enter into various commodity price derivative instruments to manage the price risk attributable to part of its future production. As the Company's derivatives are not designated for hedge accounting, the changes in fair value of the derivatives are recognized in income (loss) each period, creating earnings volatility in connection with outstanding derivatives. As commodity prices increase or decrease, such changes will have the opposite effect on the fair value of the derivatives.

During the three months ended March 31, 2023 the Company had closed out all of its open commodity derivative positions, realizing a net gain of $18,469,658 (March 31, 2022 - loss of $22,601,045). There were no remaining open derivative positions as at March 31, 2023.

Refer to Note 19 of the Financial Statements for additional details.

Management of cash flow variability is an integral component of the Company's business strategy. Business conditions are monitored regularly and reviewed by the Company to establish risk management guidelines in carrying out the Company's strategic risk management program.

Expenses

The following table summarizes the Company’s operating expenses and other income (expenses) for the periods indicated:

For the three months ended March 31,	2023	2022
Operating Expenses:
Production costs and transportation	$10,297,192	$5,500,322
General and administrative	3,441,595	4,476,687
Depreciation, depletion, and amortization	18,106,581	9,191,057
Asset retirement obligation accretion	9,227	7,976
Total operating expenses	31,854,595	19,176,042
Operating Income	16,660,984	(6,818,326)
Other income (expenses)
Finance and interest expense, net	(6,137,113)	(1,097,190)
Income (loss) before income taxes	10,523,871	(7,915,516)
Deferred income tax provision (benefit)	-	-
Net income (loss) and comprehensive income (loss)	10,523,871	(7,915,516)

Net income attributable to redeemable non-controlling interest	283,326	7,130,296
Net income (loss) attributable to non-controlling interest	3,726,852	(5,066,647)
Net income (loss) attributable to the Company	$6,513,693	$(9,979,165)

Select Expenses per BOE:
Production costs and transportation	$7.76	$9.52
General and administrative	$2.59	$7.75
Depreciation, depletion, and amortization	$13.64	$15.91
Finance and interest expense, net	$4.62	$1.90

Production and Transportation Costs

Total production and transportation costs for the three months ended March 31, 2023, increased by $4,796,870, an increase of 87% when compared to the same period of 2022, primarily due to the overall increased production noted above. On a per BOE basis, the production and transportation costs decreased by $1.76, a decrease of 19%. The decrease is mainly due to the Company receiving an exemption on production taxes for certain wells starting in 2023, partially offset by the higher operating costs for wells brought online. The higher operating costs related to higher water disposal, fuel, and trucking costs, as well as overall market increases for service costs, due to inflation and market availability.

General and Administrative Costs

General and administrative costs for the three months ended March 31, 2023 decreased by $1,035,092, a decrease of 23% when compared to the same period of 2022. This decrease was primarily due to lower stock-based compensation expense and employee salaries and benefits of $1,870,430, and partially offset by an increase in professional, legal and advisory costs of $433,035, as well as increases in other items such as software, office and administration, and lease expenses. From a per BOE perspective, the general and administrative costs reduced by $5.16 per BOE, a reduction of 67%, as a result of increased production levels noted above.

Depreciation, Depletion, and Amortization

The depreciation, depletion, and amortization expense consist of depletion on the Company's evaluated oil and gas properties. Depletion expense increased for the three months ended March 31, 2023, by $8,915,524, an increase of 97% as compared to the same period of 2022 due to an increase in production, as well as an increase in the evaluated properties that are part of the depletion base. Depletion expense on a BOE basis decreased by $2.27 per BOE, a decrease of 14%, reflecting changes in estimates and change in the reserve base.

Finance and Interest Expense, Net

Finance and interest expense, net for the three months ended March 31, 2023, increased by $5,039,923, an increase of 459%, as compared to the same period of 2022 due to the increase in overall borrowings. The main increase relates to the financing and interest costs on the ABS Facility, as well as the corporate credit facility, as described in the Financial Statements, as well as debt restructuring fees incurred in March 2023. On a per BOE basis, the finance and interest expense has increased by $2.72 per BOE, an increase of 143%.

Income Tax Expense (Benefit)

The Company's effective income tax rates (benefits) for the three months ended March 31, 2023 and 2022 was 0.00%. For the three months ended March 31, 2023, and 2022, the Company recorded income tax expense (benefit) of $nil.

The difference in the Company's income tax provision calculated using its effective tax rates (benefits), from the amounts calculated by applying the U.S. federal income tax rate of 21% to its pretax income (loss) from operations were primarily due to income (loss) not subject to corporate income taxes, non-controlling interests, as well as the valuation allowance.

Additionally, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is more likely than not, it does not establish a valuation allowance reserve against the recorded net deferred tax assets. As of March 31, 2023, the Company continued to record a valuation allowance on its net deferred tax assets. Refer to Note 16 in the Financial Statements.

Non-GAAP Financial Measures

Within this Quarterly Report, references are made to terms which are not recognized under GAAP. Specifically, “field operating netbacks”, “adjusted EBITDA”, and measurements “per commodity unit” and “per BOE” do not have any standardized meaning as prescribed by GAAP and are regarded as non-GAAP measures. These non-GAAP measures may not be comparable to the calculation of similar amounts for other entities and readers are cautioned that use of such measures to compare enterprises may not be valid. The Company's management uses these non-GAAP supplemental measures to benchmark operations against prior periods and peer group companies and believes they provide useful supplemental information that can be used by investors, lenders, analysts and other parties to analyze the Company’s performance and financial results.

Field Operating Netbacks

Field operating netbacks are used by management to assess operational performance of assets. Field operating netbacks are calculated by deducting the impact of depreciation, depletion, and amortization, and commodity derivatives from the gross margin and is presented on a per BOE basis.

The Field Operating Netback for the three months ended March 31, 2023 and 2022 are as follows:

For the three months ended March 31,	2023	2022
Oil and gas revenues	$30,045,921	$34,958,761
Gain/(loss) on derivative instruments	18,469,658	(22,601,045)
Less: Production costs and transportation	(10,297,192)	(5,500,322)
Less: Depreciation, depletion, and amortization	(18,106,581)	(9,191,057)
Gross margin	20,111,806	(2,333,663)
Remove: Gain/(loss) on derivative instruments	(18,469,658)	22,601,045
Remove: Depreciation, depletion, and amortization	18,106,581	9,191,057
Field operating netback - total	$19,748,729	$29,458,439
Field operating netback - per BOE	$14.88	$51.00

For the three months ended March 31, 2023, the Field Operating Netback per BOE decreased by $36.12, a decrease of 71%, when compared with the same period in 2022. This reflects the change in sales mix and the reduction in the average realized sales price per BOE of $37.88, partially offset by a $1.76 per BOE reduction in production costs and transportation.

Adjusted EBITDA

Adjusted earnings before interest, taxes, depletion and amortization (“Adjusted EBITDA”), is a non-GAAP measure that is used to supplement the Company’s reported financial performance or position. The Company believes that Adjusted EBITDA, considered along with net earnings (loss), is a relevant indicator of trends relating to its operating performance and provides management and investors with additional information for comparison of its operating results to the operating results of other companies. All figures presented do not reflect any potential impact of non-controlling interests or redeemable non-controlling interests. The Company’s calculation of Adjusted EBITDA is net income/(loss) adding back finance and interest expense, net, depreciation, depletion and amortization, impairment, gains/losses on commodity derivatives, and non-recurring costs.

The following table provides a reconciliation of net income/(loss) before redeemable non-controlling interests and non-controlling interest to Adjusted EBITDA:

For the three months ended March 31,	2023	2022
Net income/(loss):	$10,523,871	$(7,915,516)
(+) Depreciation, depletion, and amortization expense	18,106,581	9,191,057
(+) Finance and interest expense, net	6,137,113	1,097,190
(+) Stock based compensation expense	328,993	1,290,143
(+) Derivative commodity contract (gains)/losses	(18,469,658)	22,601,045
Adjusted EBITDA	$16,626,900	$26,263,919

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

During the first quarter of 2023, the main financing related transactions included the following:

  Asset backed securitization facility (the "ABS Facility"):

In 2022, the Company entered into two tranches of borrowings under the ABS Facility, for a total size of $135 million.

On April 27, 2022, Tranche 1 of the ABS Facility was drawn for $80 million and carries an interest rate of LIBOR+6% (with a 1% LIBOR floor) for the initial year, LIBOR +12% (with a 1% LIBOR floor) for the second year. Tranche 1 had an initial maturity date of one year, with the Company having the option to extend an additional year to an ultimate maturity date of April 2024, if certain conditions are met.

On September 12, 2022, Tranche 2 of the ABS Facility was drawn for an additional $55 million and carries an interest rate of LIBOR+8% (with a 1% LIBOR floor) for the initial year, LIBOR +14% (with a 1% LIBOR floor) for the second year. Tranche 2 has an initial maturity date of one year, with the Company having the option to extend an additional year to an ultimate maturity date of September 2024, if certain conditions are met.

All borrowings under the ABS Facility are secured by working interests in a subset of the Company's producing assets.

In March 2023, the ABS Facility was modified to waive certain covenants until July 1, 2023, amend the principal repayment schedules, and extend the Tranche 1 initial maturity date to July 1, 2023. Additionally, part of Tranche 1 was repaid using the proceeds from the early settlement of the commodity derivatives.

The Company incurred third party transaction costs of $598,986 due to the modification, which were recognized as finance expense.

As at March 31, 2023, the Company had $84,640,028 of principal outstanding under the ABS Facility.

  Corporate credit facility:

During the first quarter of 2022, the Company replaced its previous credit facility, which had a $12,500,000 borrowing capacity. The new corporate credit facility had a borrowing capacity of $30,000,000, which was subsequently increased in October 2022 to $65,000,000, subject to quarterly borrowing base determinations by the lender. The facility charges interest at the greater of 5.00% and prime +1.75% and had a one-year maturity. A subset of certain Company working interests in producing assets have been secured in connection with the corporate credit facility.

In March 2023, the corporate credit facility was modified, where the drawn principal was converted to a term loan due on July 1, 2023. Under the modified terms, the fees and transaction costs of $78,453 were deferred and are amortized over the term of the loan, and the Company will pay an exit fee of $135,000 at the time the loan is repaid.

As at March 31, 2023, the Company had $54,038,462 of principal outstanding under this borrowing.

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

For the three months ended March 31, 2023, the redeemable non-controlling interests provided cash inflows of $2,573,145 (three months ended March 31, 2022 - $35,701,365), and cash outflows for the distribution and settlement of $3,596,163 (three months March 31, 2022 - $475,000). Of the total redeemable non-controlling interest that received distributions and/or was settled, the remaining non-cash balance related to settlements via the issuance of redeemable non-controlling interests for a new Development Partnership, via non-controlling interest shares, or via oil and gas property dispositions.

As at March 31, 2023, the redemption value of the redeemable non-controlling interest was $104,001,441.

Working Capital and Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with the financial liabilities as they become due.

At March 31, 2023 the Company had a working capital deficit of $226,314,535, compared to a deficit of $162,980,101 as at December 31, 2022. Current assets decreased by $14,166,822 compared to December 31, 2022, primarily due to a decrease in accounts receivables, due to a reduction in oil and gas revenues from the preceding three months, which primarily is due to a reduction in the average realized sales prices and continued changes to the sales mix weighting heavier to natural gas, as well as a decrease in restricted cash and derivative assets. Further, current liabilities increased by $49,167,612 primarily due to increases in accounts payable and accrued liabilities, due to increased capital expenditures on oil and natural gas properties, as well as the Company’s borrowings under the ABS Facility being reclassified to current, reflecting expectations that the term extension options may not be exercised.

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

In an effort to increase liquidity, the Company has during and subsequent to the three months ended March 31, 2023: (i) continued its drilling program to bring certain wells online and to increase cash flows from operating activities, (ii) ceased additional drilling activities for new wells, (iii) is pursuing a potential sale of certain oil and gas properties, (iv) commenced the suspension of monthly dividends starting March 2023, and (v) restructured the corporate credit facility and the ABS Facility.

Sources and Uses of Cash

The Company's sources and uses of cash are summarized as follows:

For the three months ended March 31,	2023	2022
Net cash from operating activities	$46,541,379	$(18,221,358)
Net cash used for investing activities	(28,992,460)	(14,778,026)
Net cash from financing activities	(18,316,294)	35,853,268
Net change in cash and cash equivalents and restricted cash	$(767,375)	$2,853,884

Cash Flows from Operating Activities

The net cash from operating activities in the three months ended March 31, 2023, increased by $64,762,737 from the same period in 2022. The increase was driven by the increase in production, as well as changes to working capital and timing of cash receipts and disbursements.

Cash Flows used for Investing Activities

During the three months ended March 31, 2023, the Company’s cash flows used for investing activities increased by $14,214,434 when compared to the same period in 2022, due to increased drilling and development of its oil and gas properties. For the evaluated oil and gas properties, the majority of the activity related to the drilling of horizontal wells in the Giddings and Hawkville Fields. The expenditures on unevaluated properties focused on the acquisition, exploration and development of those unevaluated assets.

The cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, the Company's actual cash spending is not always reflective of current levels of development activity.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, cash used in financing activities increased by $54,169,562 when compared to the cash from financing activities for the same period in 2022, primarily due to the $25,342,648 partial pay down of the ABS Facility, and partially offset by additional borrowings under the corporate credit facility. Further, the cash used in financing activities for the three months ended March 31, 2023 also reflects the payment of dividends of $3,438,638 to both the Company's shareholders and non-controlling interest holders, as well as the use of $972,354 in cash to repurchase and cancel the Company's subordinate voting shares under the Company's normal course issuer bid.

Refer to the condensed consolidated statements of cash flows of the Financial Statements for further details.

Off-Balance-Sheet Arrangements

The Company does not have any special-purpose entities nor is it a party to any arrangements that would be excluded from the interim condensed consolidated balance sheet.

CRITICAL ACCOUNTING JUDGMENTS, ESTIMATES AND POLICIES

The Company’s Financial Statements require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies are identified as critical because they require management to make judgments and estimates based on conditions and assumptions that are inherently uncertain, and because the estimates are of material magnitude to revenue, expenses, cash flows from operations, income or loss and/or other important financial results. These accounting policies could result in materially different results should the underlying conditions change or the assumptions prove incorrect.

The Company’s most critical accounting policies and estimates, involving significant judgment or estimates, are consistent with those disclosed in the Annual Report, as outlined in Note 2 to the Financial Statements contained in this Form 10-Q.

2023 OBJECTIVES AND OUTLOOK

During 2023, the Company plans on continuing to manage production of its primary assets in the Giddings and Hawkville fields. The Company brought seven wells onto production through April, 2023, with a pause in drilling activity until the sale process is complete.

Concurrently, the Company is pursuing a potential sale of various strategic assets of the Company. The Board has formed a special committee, led by independent directors of the Company, to lead discussions with the various stakeholders of the Company as it assesses alternatives following the conclusion of the sales process.

The Company received a “force majeure” notice in May 2023 from its major midstream provider in South Texas.  The prolonged downtime may have a significant impact on the Company’s results in the second quarter of 2023.

SUBSEQUENT EVENTS

On April 21, 2023, the Company announced the departure of Chris Nilan as Senior Managing Director of Capital Markets.

On May 10, 2023, the Company announced that it had received notice of a “force majeure” from its major midstream provider in South Texas, which began on April 13, 2023 and continues to restrict production. The force majeure event is attributed to unplanned outages at facilities downstream of the system, with the result that capacity on the system has been limited and the Company's allocated volumes in that area have been reduced by approximately 70%. The notice did not provide a timeline for resolution of this issue. Although the midstream provider anticipates that these downstream matters will be resolved shortly, the prolonged downtime will have a significant impact on the Company’s production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term "disclosure controls and procedures" means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of March 31, 2023.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

As of the date of this filing, the following are additional risk factors to those previously disclosed in our Annual Report, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As at March 31, 2023 the Company had a working capital deficit of $226,314,535, reflecting a significant increase in outstanding accounts payable and accrued liabilities as well as borrowings. As a result, the Company does not currently have the cash resources to meet its current liabilities for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows from operations, as well as its ability to obtain financing via an asset sale and/or the issuances of debt and/or equity in the short term. While the Company believes it will be able to generate sufficient forecasted funds to meet foreseeable obligations via its ongoing operations and the sale of certain oil and gas properties, there can be no assurance that the Company will be successful in its efforts to raise additional funds in the short term and its ability to generate sufficient operating cash flows.

Due to these factors, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, and such adjustments could be material.

Force majeure events may impact production and our financial results

On May 10, 2023, Alpine Summit announced that it had received notice of a "force majeure" event from its major midstream provider in South Texas which began on April 13, 2023, and continues to restrict production. The force majeure event is attributed to unplanned outages at facilities downstream of the system, with the result that capacity on the system has been limited and the Company's allocated volumes in that area have been reduced by approximately 70%. The notice did not provide a timeline for resolution of this issue. Although the midstream provider anticipates that these downstream matters will be resolved shortly, the prolonged downtime may have a significant impact on the Company's results in the second quarter of 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On February 2, 2023, 499,794 Class B non-voting units of HB2 Origination, LLC ("HB2 Units") were issued in connection with the exercise by six partners of their put right provided to them by the Company's fifth development partnership that it formed during the second quarter of 2022. The HB2 Units were issued on a private placement basis in accordance with an exemption from the registration requirements of the Securities Act under Rule 506(b), as a transaction not involving any public offering. The sale was made only to "accredited investors" and was not made by any general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	81,600	$4.97/share	81,600	767,583
February 1, 2023 - February 28, 2023	113,300	$3.73/share	113,300	654,283
March 1, 2023 - March 31, 2023	83,700	$1.73/share	83,700	570,583
Total	278,600	$3.49/share	278,600

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended Articles of Alpine Summit Energy Partners, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

3.2	Notice of Articles of Alpine Summit Energy Partners, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.1	Alpine Summit Funding, LLC, $80,000,000 Series 2022-1 Floating Rate Oil & Gas Asset-Backed Notes due April 2023 Note Purchase Agreement, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.2	First Supplemental Indenture, dated as of March 23, 2023, but made effective as of December 31, 2022, between Alpine Summit Funding, LLC and UMB Bank, N.A., as Indenture Trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.3♦	Side Letter Agreement, dated as of March 23, 2023, among Alpine Summit Funding Holdings, LLC, Alpine Summit Energy Partners, Inc., HB2 Origination, LLC, Ironroc Energy Partners LLC, Ageron Ironroc Energy, LLC and the noteholders (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.4	Omnibus Waiver Agreement dated March 10, 2023, between HB2 Origination, LLC, as Borrower, and Bank7, as Lender (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.5	Amended and Restated Omnibus Waiver Agreement dated March 21, 2023, between HB2 Origination, LLC, as Borrower, and Bank7 as Lender (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

10.6	Extension Agreement, effective as of March 21, 2023, by and between HB2 Origination, LLC, as Borrower, and Bank7, as Lender (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2023)

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Exhibit

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2023.

ALPINE SUMMIT ENERGY PARTNERS, INC. (Registrant)

/s/ Craig Perry
Craig Perry Chief Executive Officer (Principal Executive Officer)

/s/ Darren Moulds
Darren Moulds Chief Financial Officer (Principal Financial and Accounting Officer)